Form 10-Q
period 1996-06-30
MARVEL PARENT HOLDINGS INC
filed 1996-08-14
CIK 909169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-65496


                         MARVEL (PARENT) HOLDINGS INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                   13-3501047
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


5900 NORTH ANDREWS AVENUE, FT. LAUDERDALE, FL                 33309
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 305-772-3152
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

At August 5, 1996, the number of outstanding shares of the registrant's common stock, par value $1.00 per share, was 1,000 shares, all of which were held by Marvel III Holdings.

                         MARVEL (PARENT) HOLDINGS INC.
            INDEX TO CONTENTS OF THE SECOND QUARTER 1996 FORM 10-Q



                                                                                                           Page
                                                                                                           ----
Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 ..........................    3

Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 1996 & 1995    4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 & 1995 ............    5

Notes to Condensed Consolidated Financial Statements .....................................................    6

Management's Discussion and Analysis of Financial Condition and Results of Operations ....................   12

Other Information ........................................................................................   18

Signatures ...............................................................................................   19

                         MARVEL (PARENT) HOLDINGS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                          June 30,    December 31,
                                            1996         1995
                                        ----------- ------------
ASSETS
Current assets:
  Cash ..............................   $     22.7  $     37.0
  Accounts receivable, net ..........        215.2       240.0
  Inventories, net ..................         95.9        82.4
  Deferred income taxes .............         51.9        50.4
  Income taxes receivable ...........         22.6        24.6
  Prepaid expenses and other ........         54.7        42.9
                                        ----------  ----------

     Total current assets ...........        463.0       477.3

Property, plant and equipment, net ..         82.2        71.3
Goodwill and other intangibles, net .        899.4       907.7
Deferred charges and other ..........         63.1        69.4
                                        ----------  ----------

                                        $  1,507.7  $  1,525.7
                                        ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable .................   $    102.0  $    104.8
   Accrued expenses and other .......        143.0       195.8
   Short term borrowings ............         11.0      --
   Current portion of long-term debt           5.4         5.2
                                        ----------  ----------

     Total current liabilities ......        261.4       305.8


Long-term debt ......................      1,253.1     1,177.5
Other long-term liabilities .........         63.6        63.6
                                        ----------  ----------

                                           1,578.1     1,546.9
                                        ----------  ----------

Minority interest in Toy Biz ........         75.6        70.4
                                        ----------  ----------

Minority interest in Marvel:
  Held by affiliates ................          4.5         2.8
                                        ----------  ----------
  Held by non-affiliates ............         36.2        41.1
                                        ----------  ----------

Stockholder's deficit:
 Common stock .......................           --          --
 Capital deficiency .................        (18.3)      (19.4)
 Accumulated deficit ................       (168.2)     (116.5)
 Cumulative translation adjustment ..         (0.2)        0.4
                                        ----------  ----------

     Total stockholder's deficit ....       (186.7)     (135.5)
                                        ----------  ----------

                                        $  1,507.7  $  1,525.7
                                        ==========  ==========




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         MARVEL (PARENT) HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                               Three Months                       Six Months
                                                                                      Ended June 30,            Ended June 30,
                                                               -----------------------------------------------------------------
                                                                   1996             1995            1996             1995
                                                               --------------   -------------  ---------------- ----------------
Net revenues ................................................         $182.2          $169.2            $371.8           $327.1
                                                               --------------   -------------  ---------------- ----------------

Operating Expenses:
Cost of sales ...............................................          115.4           116.9             229.3            213.8

Selling, general & administrative expenses ..................           55.7            50.3             108.0             93.8

Depreciation and amortization ...............................            4.9             5.0               9.3              7.5
                                                               --------------   -------------  ---------------- ----------------
             Total Operating Expenses .......................          176.0           172.2             346.6            315.1

Amortization of goodwill, intangibles and deferred charges ..            8.4             6.9              16.9             13.1

Interest expense, net .......................................           31.1            25.8              61.2             48.3

Foreign exchange loss/ (gain), net ..........................            0.9             0.8               1.5             (0.8)

Other income ................................................              -             0.3                --             14.3

Equity in net income of unconsolidated subsidiaries .........            0.4             0.6               0.5              0.8
                                                               --------------   -------------  ---------------- ----------------

Loss before (benefit) provision for income taxes, minority
   interest and extraordinary item ..........................          (33.8)          (35.6)            (53.9)           (33.5)

(Benefit) provision for income taxes ........................           (5.4)           (5.6)             (3.8)             4.6
                                                               --------------   -------------  ---------------- ----------------

Loss before minority interest and extraordinary item ........          (28.4)          (30.0)            (50.1)           (38.1)

Minority interest in earnings of Toy Biz ....................            2.9             2.7               4.9              4.1

Minority interest in earnings of Marvel:
  Attributable to affiliates ................................           (0.2)           (0.2)             (0.2)            (0.1)
  Attributable to non-affiliates ............................           (2.2)           (3.5)             (3.1)            (1.9)
                                                               --------------   -------------  ---------------- ----------------

Loss before extraordinary item ..............................          (28.9)          (29.0)            (51.7)           (40.2)

Extraordinary item, net of taxes ............................              -            (3.3)                -             (3.3)
                                                               --------------   -------------  ---------------- ----------------

Net loss ....................................................         ($28.9)         ($32.3)           ($51.7)          ($43.5)
                                                               ==============   =============  ================ ================




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         MARVEL (PARENT) HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                    ----------------
                                                                                     1996      1995
                                                                                    ------    ------
Cash flows from operating activities:
Net loss .......................................................................   $( 51.7)    (43.5)
                                                                                     -----    ------
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

   Depreciation and amortization ...............................................      26.2      20.5
   Amortization of debt discount ...............................................      33.6      30.0
   Provision for deferred income taxes .........................................       1.6      15.5
   Extraordinary item, net .....................................................        --       3.3
   Undistributed earnings of unconsolidated subsidiaries .......................      (0.5)     (0.8)
   Distributions from unconsolidated subsidiaries ..............................        --       3.0
   Gain from Toy Biz IPO .......................................................        --     (14.3)
   Minority interest in earnings of Toy Biz ....................................       4.9       4.1
   Minority interest in earnings of Marvel .....................................      (3.3)     (1.9)
   Changes in assets and liabilities, net of effects in 1995 of
       previously unconsolidated subsidiary and the SkyBox Acquisition .........     (46.0)    (11.5)
                                                                                     -----    ------
Total adjustments ..............................................................      16.5      47.9
                                                                                     -----    ------
     Net cash (used in) provided by operating activities .......................     (35.2)      4.4
                                                                                     -----    ------

Cash flows from investing activities:
   Capital expenditures (including product development and package design costs)     (21.3)    (15.0)
   Acquisition of SkyBox, net of cash and cash equivalents .....................        --    (152.6)
   Purchase of Marvel shares of common stock ...................................      (0.7)     (7.1)
   Other acquisitions ..........................................................        --      (6.7)
   Other .......................................................................      (5.5)     (4.4)
                                                                                     -----    ------
     Net cash used in investing activities .....................................     (27.5)   (185.8)
                                                                                     -----    ------

Cash flows from financing activities:
  Net (repayments) borrowings under term portion of credit  agreements .........      (2.6)    187.4
  Net borrowings (repayments) under revolving portion of credit  agreement .....      32.5     (12.0)
  Borrowings related to Adespan adhesives facility .............................       6.3        --
  Net borrowings (repayments) of other debt ....................................      11.0      (5.7)
  Toy Biz IPO net proceeds .....................................................        --      44.2
  Capital contributions from  parent ...........................................       0.8       7.2
  Proceeds from exercise of stock options ......................................       0.5       6.9
  Debt issuance costs ..........................................................        --      (8.1)
  Other financing activities ...................................................      (1.0)       --
                                                                                     -----    ------
     Net cash provided by financing activities .................................      47.5     219.9
                                                                                     -----    ------

Effect of exchange rate changes on cash ........................................       0.9       2.1
                                                                                     -----    ------

Cash balance from previously unconsolidated subsidiary .........................        --       7.5
                                                                                     -----    ------

Net (decrease) increase in cash ................................................     (14.3)     48.1
Cash at beginning of period ....................................................      37.0      18.1
                                                                                    -----    ------
Cash at end of period ..........................................................    $ 22.7   $  66.2
                                                                                    =====    ======


Supplemental disclosures of cash flow information:
       Interest paid during the period .........................................    $ 29.9   $  17.8
       Income taxes paid, net of refunds, during the period ....................    $  7.9   $   9.2


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                              5









                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying condensed consolidated financial statements of Marvel (Parent) Holdings Inc., ("Parent Holdings", together with its subsidiaries, the "Company"), are unaudited. Parent Holdings is a direct wholly owned subsidiary of Marvel III Holdings Inc., an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), which in turn is a wholly owned subsidiary of Mac Andrews & Forbes Holdings Inc. ("MacAndrews
Holdings"), which in turn is wholly owned through Mafco Holdings Inc. ("Mafco" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O.
Perelman. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations, financial position and cash flows have been made and were of a normal recurring nature. The condensed consolidated financial statements of the Company include the results of operations, financial position and cash flows of Marvel Entertainment Group, Inc. and its subsidiaries ("Marvel"). The
Company's operations consist of (i) the publication and sale of comic books and children's magazines, (ii) the marketing and distribution of sports and entertainment trading cards and activity sticker collections, (iii) consumer products, media and advertising-promotion licensing of the various characters owned by the Company, (iv) the design, marketing and distribution of toys and
(v) the manufacture and distribution of adhesives and confectionery products.
These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The condensed consolidated financial statements presented herein reflect the ownership by the Company of approximately 79% of the outstanding shares of Marvel common stock for all periods.

2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:
                                                                      June 30,           December 31,
                                                                       1996                 1995
                                                                  ---------------      ----------------
Accounts receivable...........................................    $     251.4          $    317.9
Less:  Allowances.............................................          (36.2)              (77.9)
                                                                  ----------------     ----------------
                                                                  $     215.2          $    240.0
                                                                  ================     ================


INVENTORIES, NET:

Finished goods................................................    $      74.1          $     58.8
Work in process...............................................           21.8                22.3
Raw materials.................................................           23.0                23.7
Less:    Reserve for obsolescence.............................          (23.0)              (22.4)
                                                                  ----------------     ----------------
                                                                  $      95.9          $     82.4
                                                                  ================     ================


GOODWILL AND OTHER INTANGIBLES, NET:

Goodwill and other intangibles................................    $      974.1         $    969.5
Less:  Accumulated amortization...............................           (74.7)             (61.8)
                                                                  ---------------      ----------------
                                                                  $      899.4         $    907.7
                                                                  ===============      ================

                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



ACCRUED EXPENSES AND OTHER:
                                                                     June 30,           December 31,
                                                                       1996                 1995
                                                                  ---------------      ----------------
Royalties and incentives......................................      $     20.5         $    33.5
Reserve for returns...........................................            41.0              59.0
Income taxes payable..........................................             1.3              19.7
Other.........................................................            80.2              83.6
                                                                  ---------------      ----------------
                                                                    $    143.0         $   195.8
                                                                  ===============      ================



3.    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     June 30,            December 31,
                                                                       1996                 1995
                                                                 ---------------      -------------------
U.S. Term Loan Agreement.......................................  $     350.0          $     350.0
Term Loan Agreement............................................        141.8                139.5
Amended and Restated Credit Agreement:
         Revolving credit facility.............................        120.0                 87.5
11-1/4% Series B Senior Secured Discount Notes, net of
  unamortized discount of $91.8 at June 30, 1996 and $114.6 at
  December 31, 1995............................................        425.6                402.8
11-7/8% Senior Secured Discount Notes, net of unamoritized
  discount of $46.9 at June 30, 1996 and $58.3 at
  December 31, 1995............................................        204.8                193.4

Capital lease obligations and other long term debt.............         16.3                  9.5
                                                                 -----------          -----------
                                                                     1,258.5              1,182.7
Less current maturities........................................          5.4                  5.2
                                                                 -----------          -----------
Long-term debt.................................................  $   1,253.1          $   1,177.5
                                                                 ===========          ===========


         Long-term debt includes the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between Marvel, a syndicate of banks, the Co-Agents and The Chase Manhattan Bank (formerly named Chemical Bank), as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement, as defined below. The U.S. Term Loan Agreement is repayable in six semi-annual installments beginning August 31, 1999. The Term Loan Agreement is repayable in fourteen increasing semi-annual installments, which began February 28, 1995. Portions of the revolving credit facility under the Amended and Restated Credit Agreement mature on September 1, 1999, 2000 and 2001.

         In April 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank (formerly named Chemical Bank), as administrative agent (the "U.S. Term Loan Agreement"). Marvel borrowed $350.0 under the U.S. Term Loan Agreement to finance the acquisition of SkyBox (See Note 6), refinance the term loan portion of the Amended and Restated Credit Agreement, and for general corporate purposes.

         Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of

                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Fleer Corp., have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2 1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at June 30, 1996, was approximately 7 15/16% to 8% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 5/8 of 1% to 2%, in each case depending on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at June 30, 1996 was approximately
7 7/16% to 7 9/16% per annum, depending upon the length of the relevant interest period. The proceeds of loans incurred under the revolving credit portion of the Amended and Restated Credit Agreement may be used for general corporate purposes of Marvel and for investments within an aggregate limit. Portions of the loans under the Amended and Restated Credit Agreement will mature on September 1, 1999, 2000 and 2001.

         On August 30, 1994, Marvel, Marvel Italia Srl (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 million based on exchange rates in effect on the date of acquisition) (the "Term Loan Facility"). Marvel Italia borrowed Italian Lire 244.5 billion under the Term Loan Agreement, and Marvel borrowed additional funds under its Amended and Restated Credit Agreement to finance the purchase of Panini and to pay certain fees and expenses related to the acquisition. Through June 30, 1996, Marvel paid Italian Lire 27.3 billion (approximately $16.9 million) due under the Term Loan Facility. The remaining amount outstanding under the Term Loan Facility is repayable in 11 increasing semi-annual installments, with the next payment of Italian Lire 4.1 billion due August 31, 1996.

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans, 5/8 of 1% to 2%, to, during 1995 be determined based on Marvel's financial performance and (b) with respect to Negotiated Rate Loans, 1%. The interest rate on Eurocurrency Rate Loans at June 30, 1996, was approximately 11 3/16% Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement and the Term Loan Agreement include various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financing of this type, including a limitation of a change of ownership covenant of more than 25% of the voting shares of Marvel. Mandatory prepayments are required to be made out of net proceeds from sales of assets by Marvel, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         During March 1996 and August 1996, Marvel amended its credit agreements to, among other things; 1) provide for an additional $25.0 revolving credit facility which will expire on December 31, 1996; 2) secure the borrowings with substantially all of Marvel's domestic assets and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and 3) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements.

         In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30 million revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank), serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

         The Toy Biz credit facility contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel control Toy Biz and (b) that the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

4.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $5.7 has been paid as of June 30, 1996. Additionally, approximately $6.7 relates to facility closure and consolidation costs, of which $4.2 has been paid as of June 30, 1996, and $7.6 relates to other costs, of which $4.6 has been paid as of June 30, 1996. The remaining amounts, as of June 30, 1996, are included in accrued expenses and other.


5.       TOY BIZ IPO

         On March 2, 1995, Toy Biz, Inc. ("Toy Biz") completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In 1995, Marvel recorded a gain of $14.3 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. This amount was reflected in other income in the financial statements. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to 85.3%, and, as a result of the increase, the condensed consolidated financial statements of Marvel include the result of operations, financial position and cash flows of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.


6.       SKYBOX ACQUISITION

         On April 27, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox, a Delaware corporation, Marvel and an indirect wholly owned subsidiary of

                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share. The purchase price, including fees, expenses and other costs associated with the acquisition, totaled $165.0. The transaction was accomplished through a tender offer (the "Tender Offer") and subsequent merger (the "Merger", and collectively with the Tender Offer, the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not exchange their shares.

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

          Current assets .............................     $  31.6
          Noncurrent assets ..........................     $   5.4
          Current liabilities ........................     $  27.1
          Noncurrent liabilities .....................     $   3.3
                                                        -----------------
                                                           $   6.6
                                                        =================


         The following unaudited pro forma consolidated financial information gives effect to the SkyBox Acquisition as if it had occurred at the beginning of 1995. The pro forma results include certain adjustments, primarily increased amortization and interest expense, and are not necessarily indicative of what the results would have been had the SkyBox Acquisition occurred at the beginning of the period. In addition, Toy Biz net revenues were $58.3 for the six months ended June 30, 1995, of which $43.6 was included in Marvel's consolidated net revenues.

                                                     For the Six Months Ended
                                                              June 30, 1995
                                                              -------------

           Net Revenues...................................   $ 351.3
           Loss before extraordinary item.................   $ (44.2)
           Net Loss.......................................   $ (47.5)



7.       SUBSEQUENT EVENT

         In August, 1996, Toy Biz sold in an offering .7 million shares of its Class A common stock at a price to the public of $15 per share. As part of Toy Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. In the third quarter of 1996, Marvel will record a gain on the sale of this common stock. The net proceeds to Toy Biz and Marvel were approximately $9.0 and $35.0, respectively. The net proceeds from each of those sales, along with additional funds provided by Toy Biz from operations and by Marvel from operations and borrowings, are expected to be contributed from time to time to an entity to be formed by Marvel and Toy Biz to facilitate the development of television programming, feature films and other media and theatrical productions based upon Marvel's characters ("Marvel Studios"). Marvel will receive common equity interests in Marvel Studios representing 75% of the equity and Toy Biz will receive preferred equity interests representing 25% of the equity. Pending such use, Marvel intends to use its net proceeds from this offering to repay debt and for working capital and general corporate purposes and Toy Biz, pending such investment in Marvel Studios, intends to its net proceeds for working capital and general corporate purposes.

                         MARVEL (PARENT) HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL
         Parent Holdings is a holding company with no operations or source of income of its own. Accordingly, except as otherwise indicated, the following discussion relates to the results of operations of Marvel.

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by the Company, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses its characters and properties for consumer products, television and film and advertising promotions. The Company's products include comic book and other publications, sports and entertainment trading cards, activity stickers, toys, adhesives and confectionery products.

RESULTS OF OPERATIONS

         Over the past five years, the Company has diversified into a broadly based youth entertainment company. As a result, an increasing portion of the Company's net revenues have been derived from businesses other than comic book publishing. For the year ended December 31, 1995, net publishing revenues represented approximately 17.8% of the Company's total net revenues. The Company's business has been augmented by the marketing and distribution of sports and entertainment trading cards and activity stickers and the licensing of the Company's characters for consumer products, television and film, advertising promotions and toys. Although the Company's consolidated net revenues have increased as a result of diversification, certain changes in market conditions, primarily associated with its publishing and trading card businesses, have adversely affected the Company's net revenues and operating results in recent periods.

         As a result of a significant reduction in speculative purchases of comic books, the Company has undertaken several strategic actions which it believes will have the long-term effect of bolstering its publishing business. The Company has substantially completed eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focused its comic books more on editorial content and less on physical product features and enhancements; and streamlined operations through introduction of new technology and consolidation of facilities. Combined with the reduction in titles, these measures will reduce editorial, production, distribution, manufacturing and administrative overhead expense. The Company believes these actions, together with the exclusive distribution by Heroes World of the Company's comic books to the direct market, which commenced July 1995, should improve the future operating results of the Company's publishing business.

         The Company believes that there has been a general contraction in the sports trading card market related in part to lower speculative purchases. This contraction was compounded by the baseball, hockey and basketball labor situations in 1994 and 1995, which adversely affected sports trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players, and the level of fan interest, although showing signs of improvement, has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, the Company believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and, therefore, generally decreased levels of consumer purchases of all trading cards. Accordingly, the Company believes that the overall trading card industry has been negatively affected, causing the Company to experience lower sales, higher returns and higher inventory obsolescence.

         Throughout 1995, the lower sales and higher returns of the Company's trading cards primarily related to distribution channels other than trading card specialty stores. The Company has revamped its trading card business to concentrate its distribution of trading card products in trading card specialty stores and in select mass market accounts. The Company believes that these distribution channels have a more focused customer base and proven efficiencies, and therefore should allow Fleer/SkyBox to realize an improvement in operating income in the future.

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

         With these actions, the Company has simplified and refocused its publishing and trading card operations by concentrating on what it believes to be the strongest elements of the businesses and more efficient channels of distribution. Although the Company believes that these actions will position the Company for an improvement in future operating performance of these businesses, the extent and timing of improvement will be determined by, among other things, the state of the markets in which the Company's products are sold, the effectiveness of the Company's implementation of changes to these businesses, and the level of reception by consumers to the Company's changes in these businesses and to the Company's products.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

         The Company's net revenues were $182.2 million and $169.2 million in the 1996 and 1995 periods, respectively, an increase of $13.0 million or 10.8%. This increase reflects an increase of $15.2 million in toy revenues, $11.3 million in net trading card and sticker revenues and $1.8 million in other revenues. This increase was partially offset by a $12.0 million decrease in net publishing revenues and a $3.3 million decrease in licensing revenues. The increase in toy revenues was principally due to Toy Biz's expanded product offerings and increased international distribution of products. The increase in net sticker and trading card revenues was primarily due to increased Panini net revenues of stickers. Panini net revenues increased due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil, partially offset by lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties due to lower commercial success of such properties in 1996 as compared to 1995. Net revenues from trading cards increased slightly as compared to 1995. The Company's concentration of distribution to trading card specialty stores and select mass market accounts generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995, as well as lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves related to market conditions. Such lower sales returns provisions offset the lower sales discussed above, resulting in a slight increase in net revenues from trading cards. The decrease in net publishing revenues was due to the reduction of unprofitable titles, in accordance with the Company's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than the Company's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Company's characters.

         Gross profit was $66.8 million and $52.3 million in the 1996 and 1995 periods, respectively, an increase of $14.5 million. As a percentage of net revenues, gross profit was 36.7% in the 1996 period as compared to 30.9% in the 1995 period. The increase in gross profit as a percentage of net revenues was due primarily to lower provisions for sales returns and inventory obsolescence in the trading card business and a reduction of unprofitable titles in the Company's publishing business, offset by an unfavorable product mix for trading cards, stickers and toys as compared to 1995 as well as weaker operating results in certain of Panini's European markets.

         Selling and general administrative expenses ("SG&A") were $55.7 million and $50.3 million in the 1996 and 1995 periods, respectively. The increase of $5.4 million was mainly attributable to the increase in Toy Biz's and Panini's advertising, promotion and selling costs, partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations.

     Amortization of goodwill, intangibles and deferred charges was $8.4 million and $6.9 million in the 1996 and 1995 periods, respectively. The increase of $1.5 million mainly reflects the amortization related to the SkyBox Acquisition in April, 1995.

         Interest expense, net was $31.1 million and $25.8 million in the 1996 and 1995 periods, respectively. The increase in interest expense of $5.3 million primarily reflects the increased borrowings under the U.S. Term Loan Facility in connection with the SkyBox Acquisition, increased borrowings associated with the Amended and Restated Credit Agreement and, to a lesser extent, the interest associated with a Panini loan for the expansion of the Adespan adhesives facility and higher average borrowing rates. The accretion of the discount on the 11 1/4% Series B Senior Secured Discount Notes (the "Marvel Holdings Notes") of Marvel Holdings Inc., a wholly-owned subsidiary of Parent Holdings and the 11 7/8% Senior Secured Discount Notes of Parent Holdings, (the "Parent Notes") was $11.6 million and $5.9 million, respectively, for the three months ended June 30, 1996.

         Benefit for income taxes was $5.4 million and $5.6 million in the 1996 and 1995 periods, respectively. No benefit has been recorded for the separate company losses of Parent Holdings and Marvel Holdings as they would not be able to file a consolidated return with Marvel and they are not assured that they will ultimately receive a benefit on a separate company basis.

         In 1995, Marvel recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represented a write-off of the related deferred financing costs associated with the term loan portion of the Amended and Restated Credit Agreement.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

         The Company's net revenues were $371.8 million and $327.1 million in the 1996 and 1995 periods, respectively, an increase of $44.7 million or 13.7%. This increase reflects an increase of $40.4 million in toy revenues, $28.0 million in trading card and sticker net revenues and $4.0 million in other revenues, partially offset by a $23.8 million decrease in net publishing revenues and a $3.9 million decrease in licensing revenues. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for six months in 1996 as compared to four months in 1995. The increase in net sticker and trading card revenues was primarily due to increased net trading card revenues and, to a lesser extent, increased net revenues from stickers. Net revenues from trading cards increased by approximately $20 million for the six months of 1996 as compared to 1995. The Company's concentration of distribution to trading card specialty stores and select mass market accounts generally resulted in lower sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995, as well as lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox trading cards for six months in 1996 versus only two months in 1995 as SkyBox was acquired on April 27, 1995, offset the lower sales discussed above, resulting in the increase in net revenues from trading cards for the six months ended June 30, 1996 as compared to the same period in 1995. Panini net revenues increased due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil, partially offset by lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties due to lower commercial success of such properties in 1996 as compared to 1995. The decrease in net publishing revenues was due to the reduction of unprofitable titles, in accordance with the Company's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than the Company's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Company's characters.

         Gross profit was $142.5 million and $113.3 million in the 1996 and 1995 periods, respectively, an increase of $29.2 million. As a percentage of net revenues, gross profit was 38.3% in the 1996 period as compared to 34.6% in the 1995 period. The increase in gross profit as a percentage of net revenues was due primarily to lower provisions for sales returns and inventory obsolescence in the trading card business and a reduction of unprofitable titles in the Company's publishing business, offset by an unfavorable product mix for trading cards, stickers and toys as compared to 1995 as well as weaker operating results in certain of Panini's European markets.

         SG&A were $108.0 million and $93.8 million in the 1996 and 1995 periods, respectively. The increase of $14.2 million was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy Biz, the consolidation of Toy Biz's results for six months in 1996 as compared to four months in 1995, and the inclusion of Sky Box for six months in 1996 as compared to two months in 1995. This increase was partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations.

     Depreciation and amortization was $9.3 million and $7.5 million in the 1996 and 1995 periods, respectively. The increase of $1.8 million was primarily due to the consolidation of Toy Biz for six months in 1996 as compared to only four months in 1995 .

     Amortization of goodwill, intangibles and deferred charges was $16.9 million and $13.1 million in the 1996 and 1995 periods, respectively. The increase of $3.8 million mainly reflects the amortization related to the SkyBox Acquisition in April, 1995.

         Interest expense, net was $61.2 million and $48.3 million in the 1996 and 1995 periods, respectively. The increase in interest expense of $12.9 million primarily reflects the increased borrowings under the U.S. Term Loan Facility in connection with the SkyBox Acquisition, increased borrowings associated with the Amended and Restated Credit Agreement and, to a lesser extent, the interest associated with a Panini loan for the expansion of the Adespan adhesives facility and higher average borrowing rates. The accretion of the discount on the Marvel Holdings Notes and the Parent Notes was $22.8 million and $11.4 million, respectively, for the six months ended June 30, 1996.

         In 1995, other income of $14.3 million represents the net increase in value of Marvel's investment in Toy Biz as a result of the Toy Biz IPO.

         For 1996, as a result of its losses, the Company recorded a net tax benefit of $3.8 million as compared to a tax provision of $4.6 million in 1995. In 1996, the benefit was reduced as a result of taxes on income from Toy Biz operations. In addition, no benefit has been recorded for the separate company losses of Parent Holdings and Marvel Holdings as they would not be able to file a consolidated return with Marvel and they are not assured that they will ultimately receive a benefit on a separate company basis.

         In 1995, Marvel recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represented a write-off of the related deferred financing costs associated with the term loan portion of the Amended and Restated Credit Agreement.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996, the Company used $35.2 million of cash as a result of its operating activities. On a cash basis, results of operations generated $10.8 million, while working capital changes resulted in a use of funds of $46.0 million. The use of funds was principally due to a reduction in accrued expenses and increased investments in inventory and prepaid expenses offset partially by a reduction in accounts receivable. Cash shown on the Consolidated Balance Sheets at June 30, 1996 and December 31, 1995, includes $7.7 million and $22.5 million, respectively, of Toy Biz cash.

         Cash used for investing activities for the six months ended June 30, 1996, was $27.5 million. The primary use of these funds was for capital expenditures for its Adespan adhesives facility and tooling and molds and capitalized product development costs primarily related to Toy Biz.

         Cash provided by financing activities for the six months ended June 30, 1996, was $47.5 million, primarily consisting of increased borrowings under Marvel's credit facilities for working capital and investment requirements, including the expansion of Marvel's Adespan adhesives facility.

         In August, 1996, Toy Biz sold in an offering .7 million shares of its Class A common stock at a price to the public of $15 per share. As part of Toy Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. In the third quarter of 1996, Marvel will record a gain on the sale of this common stock. The net proceeds to Toy Biz and Marvel were approximately $9.0 million and $35.0 million, respectively. The net proceeds from each of those sales, along with additional funds provided by Toy Biz from operations and by Marvel from operations and borrowings, are expected to be contributed from time to time to Marvel Studios, an entity to be formed by Marvel and Toy Biz to facilitate the development of television programming, feature films and other media and theatrical productions based upon Marvel's characters. Marvel will receive common equity interests in Marvel Studios representing 75% of the equity and Toy Biz will receive preferred equity interests representing 25% of the equity. Pending such use, Marvel intends to use its net proceeds from this offering to repay debt and for working capital and general corporate purposes and Toy Biz, pending such investment in Marvel Studios, intends to use its net proceeds for working capital and general corporate purposes. Marvel expects to incur approximately $4 million in net production costs for The Hulk animated series (which costs would be offset by any sales of video cassettes or international distribution rights to the series). The Hulk series is expected to begin broadcasting on the United Paramount Network in September 1996. The Hulk series is expected to be a project of Marvel Studios. Marvel announced a project with Fox Kids Worldwide ("FKW"), which will involve the development and production of a variety of Marvel's characters to be broadcast over the Fox Children's Network over a period of seven years (which could be extended to ten years in certain circumstances). Marvel will be required to reimburse FKW a portion of its production costs. The arrangements with FKW are expected to be a project of Marvel Studios.

         As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

         During the first quarter of 1996, Marvel formed Marvel Interactive for the development of on-line services and interactive software utilizing or based upon Marvel's characters. Marvel anticipates commencing development of titles in the second half of 1996 with commercial release scheduled for 1997.

         Marvel, along with its joint venture partner, is continuing development of Marvel theme restaurants. Five restaurants are currently under development, with the first restaurant expected to open in the first half of 1997. Marvel expects to invest approximately $36 million over the next three years to fund the development of such restaurants.

         During March 1996 and August 1996, Marvel amended its credit agreements to, among other things; 1) provide for an additional $25.0 million revolving credit facility which will expire on December 31, 1996; 2) secure the borrowings with substantially all of Marvel's domestic assets and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and 3) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements.

         At August 13, 1996, Marvel's outstanding bank indebtedness was approximately $643 million, of which $16.5 million relates to the borrowings for the Adespan adhesives facility. Marvel had approximately $35 million available under its domestic credit facilities and approximately $25 available under its foreign credit facilities. In addition, there was $30.0 million available under the Toy Biz line of credit at August 13, 1996.

         As of August 5, 1996, 79,407,725 shares, or 78.0%, of Marvel's common stock were pledged by subsidiaries of Mafco, including Marvel Holdings and Parent Holdings, other than Marvel and its subsidiaries, to secure indebtedness or letters of credit of such subsidiaries, including the Marvel Holdings Notes and the Parent Notes. In addition, 2,932,167 shares, or 2.9% of Marvel's common stock, are subject to a negative pledge under the terms of the Marvel Holdings Notes indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

         Although there can be no assurance, Marvel anticipates that internally generated funds, the net proceeds from the offering by Toy Biz and Marvel of class A common stock of Toy Biz, borrowings under the various credit agreements of Marvel and Toy Biz, other borrowings and refinancings of existing indebtedness will be sufficient to enable Marvel to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future.

         In order to meet principal payments upon the final maturity of its various notes outstanding, which occur in 1998, Parent Holdings and Marvel Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or seeking capital contributions or loans from Mafco or affiliates.

FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended June 30, 1996 which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, Marvel's expectation as to financial performance for the remainder of 1996. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the failure of fan interest in baseball to return to traditional levels prior to the 1994 baseball strike, thereby negatively impacting the Company's baseball card business; (ii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial and production initiatives in comic publishing; (iii) continued weakness in the trading card market; (iv) the effectiveness of the Company's changes to its trading card and publishing distribution; (v) a decrease in the popularity or level of media exposure of the Company's characters resulting in declining licensing revenues; (vi) the lack of continued commercial success of properties owned by major licensors which have granted Marvel licenses for its sports and entertainment trading card and sticker businesses; and (vii) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants.

                                   PART II.
                              OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is a party to various legal proceedings as described in previous filings. During the quarter there were no material developments in any of such proceedings. In addition, there was no new reportable legal proceedings.




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                    10.1 Consent Number Three dated as of June 30, 1996 to the Credit and Guarantee Agreement among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent. Incorporated by reference to Exhibit 10.1 to the June 30, 1996 Marvel Quarterly Report on Form 10-Q (the "Marvel 10-Q").

                    10.2 Consent Number Two and Fourth Amendment, dated as of June 30, 1996, to the Amended and Restated Credit and Guarantee Agreement, by and among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly named Chemical Bank). Incorporated by reference to
                               Exhibit 10.2 to the Marvel 10-Q.


                    10.3 Line of Credit, dated as of March 27, 1996 between Fleer Corp. and The Chase Manhattan Bank (formerly named Chemical Bank). Incorporated by reference to Exhibit 10.3 to the Marvel 10-Q.


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


                                     MARVEL (PARENT) HOLDINGS INC.
                                             (Registrant)





                                     By:   /s/    Laurence Winoker
                                     -----------------------------
Dated: August 14, 1996                    Laurence Winoker
                                          Vice President and Controller
                                          (Principal Accounting Officer)